Form 10-K/A
period 1997-12-31
NORWEST ASSET SECURITIES CORP MORT PS THR CER SER 1997-13 TR
filed 1999-12-27
CIK 1046391

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  333-21263-13



                         Norwest Asset Securities Corporation,
                Mortgage Pass-Through Certificates, Series 1997-13 Trust
                 (Exact name of registrant as specified in its charter)

New York                                            52-2066643
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                        21044
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000



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

Yes    X                No__


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1998, on behalf of Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1997-13 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement among Norwest Asset Securities Corporation, as Seller, Norwest Bank Minnesota, National Association, as Master Servicer, and First Union National Bank, as Trustee, pursuant to which the Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1997-13 registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  Citicorp Mortgage, Inc., as Servicer<F1>
               (b)  National City Mortgage Co., as Servicer<F1>
               (c)  Norwest Mortgage, Inc., as Servicer <F1>
               (d)  The Huntington Mortgage Co., as Servicer <F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  Citicorp Mortgage, Inc., as Servicer<F1>
               (b)  National City Mortgage Co., as Servicer<F1>
               (c)  Norwest Mortgage, Inc., as Servicer <F1>
               (d)  The Huntington Mortgage Co., as Servicer <F1>

99.3  Annual Statements of Compliance  under the Pooling and Servicing
                Agreements for the year ended  December 31, 1997.

               (a)  Citicorp Mortgage, Inc., as Servicer<F1>
               (b)  National City Mortgage Co., as Servicer<F1>
               (c)  Norwest Mortgage, Inc., as Servicer <F1>
               (d)  The Huntington Mortgage Co., as Servicer <F1>


          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.<F2>

     (b) On October 28, 1997, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

          On November 10, 1997, and December 9, 1997, reports on Form 8-K were filed by the Company in order to provide the statements for monthly distributions to holders of the Certificates. No other reports on 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Omitted.

<F1> Filed herewith

<F2> Previously filed





                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                      Norwest Asset Securities Corporation,
                       Mortgage Pass-Through Certificates,
                               Series 1997-13 Trust


Signed     NORWEST BANK MINNESOTA, N.A.,
           as Master Servicer
By:        /s/Sherri J. Sharps

By:        Sherri J. Sharps
Title:     Vice President
Dated:     December 1, 1999


EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  Citicorp Mortgage, Inc., as Servicer<F1>
               (b)  National City Mortgage Co., as Servicer<F1>
               (c)  Norwest Mortgage, Inc., as Servicer <F1>
               (d)  The Huntington Mortgage Co., as Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  Citicorp Mortgage, Inc., as Servicer<F1>
               (b)  National City Mortgage Co., as Servicer<F1>
               (c)  Norwest Mortgage, Inc., as Servicer <F1>
               (d)  The Huntington Mortgage Co., as Servicer <F1>

99.3 Annual Statements of Compliance for the year ended December 31, 1997.

               (a)  Citicorp Mortgage, Inc., as Servicer<F1>
               (b)  National City Mortgage Co., as Servicer<F1>
               (c)  Norwest Mortgage, Inc., as Servicer <F1>
               (d)  The Huntington Mortgage Co., as Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders<F2>

<F1>  Filed herewith.

<F2> Previously filed.